Form 10-K
period 2003-12-31
HOME EQUITY LOAN ASSET-BACKED CERTIFICATES SERIES 2003-2
filed 2004-03-29
CIK 1247857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended December 31, 2003

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                            Commission File Number 333-82550-06

                    RENAISSANCE MORTGAGE ACCEPTANCE CORP
             (Exact name of registrant as specified in its charter)

         Delaware                                            48-1195807
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

1000 Woodbury Road
Woodbury, New York                                              11797
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(516)364-8500


                    RENAISSANCE HOME EQUITY LOAN TRUST 2003-2
            HOME EQUITY LOAN ASSET-BACKED CERTIFICATES, SERIES 2003-2 (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]


                   Documents incorporated by reference: None

RENAISSANCE HOME EQUITY LOAN TRUST 2003-2
HOME EQUITY LOAN ASSET-BACKED CERTIFICATES, SERIES 2003-2
--------------------------------------------------------

PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Servicer, the Trust Administrator or the Trustee, in each case if applicable, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2003, the number of holders of each Class of Offered Certificates was 29.

Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.


Item 13. Certain Relationships and Related Transactions

         Omitted

Item 14. Controls and Procedures

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Not Applicable.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 2003.

     Current Reports on Form 8-K, dated October 27, 2003, November 25, 2003, and December 26, 2003, were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same dates. The items reported in such Current Report were Item 5 and Item 7.

     (c) Annual Statement as to Compliance, filed as Exhibit 99.2 hereto. Independent Accountants' Report, filed as Exhibit 99.2 hereto.


(d)  Not Applicable.

RENAISSANCE HOME EQUITY LOAN TRUST 2003-2
HOME EQUITY LOAN ASSET-BACKED CERTIFICATES, SERIES 2003-2
---------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 RENAISSANCE MORTGAGE ACCEPTANCE CORP



Date:  March 29, 2004            By: /s/  Lee Miller
                                    -----------------------------
                               Name:  Lee Miller
                              Title:  Executive Vice President

                                CERTIFICATION

         Re:      Renaissance Mortgage Acceptance Corp
                  Renaissance Home Equity Loan Trust 2003-2
                  Home Equity Loan Asset-Backed Certificates, Series 2003-2


         I, Lee Miller, certify that

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Renaissance Home Equity Loan Trust 2003-2;

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement for inclusion in these reports is included in these reports; and

     4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the pooling and servicing agreement; and

     5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the Trustee and the Servicer, each of which are unaffiliated parties.

Dated: March 29, 2004
        --------------------------------


   By: /s/ Lee Miller
       -------------------------------------
 Name:   Lee Miller
Title:   Executive Vice President

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit No. Description

 99.1       Annual Statement as to Compliance
 99.2       Independent Accountants' Report

                                  EXHIBIT 99.1
                        Annual Statement as to Compliance
                       ---------------------------------



OCWEN FEDERAL BANK FSB
1675 Palm Beach Lakes Boulevard
West Palm Beach, FL  33401

                             Ocwen Federal Bank FSB
             Compliance Certification Year Ended December 31, 2003
                   Renaissance Home Equity Loan Trust 2003-2


     The undersigned Officer of Ocwen Federal Bank, FSB (the "Servicer"), confirms that a (i) a review of the activities of the Servicer during the calendar year ending on December 31, 2003 and of the performance under the Servicer under the Pooling and Servicing Agreement for Home Equity Loan Asset-Backed Certificates, Series 2003-2 dated as of June 1, 2003 (the "Servicing Agreement") has been made under his supervision. Except as noted on the Management Assertion on Compliance with USAP, to the best of the undersigned Officer's knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement.

By:  /s/ Scott W. Anderson                         Dated:  March 12, 2004
    ---------------------------
    Scott W. Anderson
    Senior Vice President

                                  EXHIBIT 99.2
                        Independent Accountants' Report
                        ---------------------------------


PricewaterhouseCoopers, LLP
222 Lakeview Avenue
Suite 360
West Palm Beach, FL  33401
Telephone:  (561) 832-0038
Facsimile:  (561) 803-0181


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Ocwen Federal Bank FSB


     We have examined management's assertion, included in the accompanying Management Assertion on Compliance with USAP, that, except fo the noncompliance related to reconciliations described in the third paragraph and the noncompliance related to interest on escrows described in the fifth paragraph, Ocwen Federal Bank FSB (the "Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing other such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

     Our examination disclosed noncompliance with minimum servicing standards related to account reconciliations and interest on escrows applicable to the Bank during the year ended December 31, 2003. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

     In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2003 is fairly stated, in all material respects.


By:  /s/PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC

March 12, 2004

OCWEN FEDERAL BANK FSB
1675 Palm Beach Lakes Boulevard
West Palm Beach, FL  33401


                  MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP

March 12, 2004

     As of and for the year ended December 31, 2003, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").

     . Standard: Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty five
(45) calendar days of the cutoff date; be reviewed and approved by someone other than the person who prepared the reconciliation; and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     Certain reconciling items which arose during the year ended December 31, 2003 were not specifically identified and/or were not cleared within 90 days of their original identification. Management has developed and implemented an action plan and continues to resolve outstanding reconciling items. All significant reconciling items have een isolated and reviewed by the Company, and the Company believes these items will not have a material impact on the status of any custodial accounts.

     . Standard: Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

     Interest on escrow accounts in certain states was not paid, or credited, to mortgagors in accordance with the applicable state laws during the year ended December 31, 2003. The Bank has corrected the affected accounts by paying or crediting the appropriate interest on escrow. The Bank is currently implementing an enhancement to its REALServicing servicing system to ensure that, for loans collateralized by properties located in states that require the payment of interest on escrow accounts, the payment or crediting of such interest is in accordance with applicable state laws.

     As of and for this same period, the Bank has in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $5,000,000.



/s/ Ronald M. Faris
---------------------------
Ronald M. Faris
President

/s/ Scott W. Anderson
---------------------------
Scott W. Anderson
Senior Vice President of Residential Assets

/d/ Brian J. LaForest
---------------------------
 Brian J. LaForest
Director of Investor Reporting